Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P7
filed 2019-11-27
CIK 1700668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-11 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.2 and 33.34, as a replacement of the report on assessment of compliance filed as Exhibits 33.2 and 33.34 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.2 and 34.34, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.2 and 34.34 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.7	Pooling and Servicing Agreement, dated as of June 1, 2017 (the “CSAIL 2017-C8 PSA”), by and among Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 29, 2017, and filed by the registrant on July 6, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein)[6].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[7]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

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

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 33.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 33.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.2)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Greenwich Office Park mortgage loan the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 34.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 34.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.2)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.23 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34,12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank National Association, as master servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 35.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.13	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

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

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-11, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2017, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2017, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

99.5	Sub-Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC, as sub-servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President