Form 10-K
period 2019-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P7
filed 2020-03-27
CIK 1700668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts.  Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts.  On April 7, 2017, Citibank filed a motion for summary judgment.  Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.  On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied plaintiffs’ motion for summary judgment and ordered the clerk to close the case.  On April 20, 2018, plaintiffs filed a notice of appeal.  Plaintiffs’ opening brief was filed on August 3, 2018.  Citibank filed its opposition on November 2, 2018.  Plaintiffs filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed the plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the FDIC as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  The FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the TIA.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A. entities that have also been sued by the FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the court granted Citibank’s motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted.  The FDIC filed its amended complaint on December 8, 2017.  Defendants jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the court granted defendants’ joint motion to dismiss the amended complaint.  The FDIC’s deadline to file a notice of appeal was April 22, 2019.  The FDIC has not appealed.

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

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

[2]

The Greenwich Office Park mortgage loan, which represented approximately 2.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Novo Nordisk mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Rentar Plaza mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, the Rentar Plaza mortgage loan, and each of the related companion loan(s) are serviced pursuant to the CSMC 2016-NXSR PSA. Effective as of September 3, 2019, the directing certificateholder under the CSMC 2016-NXSR PSA removed Torchlight Loan Services, LLC as special servicer under the CSMC 2016-NXSR PSA and appointed C-III Asset Management LLC as successor special servicer under the CSMC 2016-NXSR PSA, as disclosed in the Current Report on Form 8-K dated September 3, 2019 and filed by the registrant on September 3, 2019 under Commission File No. 333-207132-11.

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

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 33.1)

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 33.3)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 33.6)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 33.7)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.3)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.12)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.13)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.6)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 33.7)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 33.24)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 33.3)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 33.12)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 33.13)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 33.1)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 33.12)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 33.13)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 33.6)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 33.7)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.2)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.3)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.12)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.13)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.6)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.7)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.1)

33.42

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.24)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.3)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.12)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.13)

33.46

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.6)

33.47

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 33.7)

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

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 34.1)

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 34.3)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 34.6)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 34.7)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Greenwich Office Park mortgage loan the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Torchlight Loan Services, LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.3)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.12)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.13)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.6)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 34.7)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 34.24)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services, LLC, as operating advisor for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 34.3)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 34.12)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 34.13)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 34.1)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 34.12)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 34.13)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 34.6)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 34.7)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.2)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.3)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.12)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.13)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.6)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.7)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.1)

34.42

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.24)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.3)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.12)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.13)

34.46

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.6)

34.47

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 34.7)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA (see Exhibit 35.1)

[8]

This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as special servicer for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA, (ii) Torchlight Loan Services, LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA prior to September 3, 2019, (iii) C-III Asset Management LLC, as special servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA on and after September 3, 2019, (iv) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and as special servicer for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA and as special servicer for the Urban Union-Amazon mortgage loan and the Broadway Portfolio Mortgage loan under the CSAIL 2017-C8 PSA and (v) CWCapital Asset Management LLC, as special servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA, because each of KeyBank National Association, Torchlight Loan Services, LLC, C-III Asset Management LLC, Midland Loan Services, a Division of PNC Bank, National Association and CWCapital Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 229 West 43rd Street Retail Condo mortgage loan under the CD 2016-CD2 PSA

35.7

Servicer compliance statement, Wells Fargo Bank National Association, as master servicer for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 35.1)

35.8

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Greenwich Office Park mortgage loan, the Novo Nordisk mortgage loan, and the Rentar Plaza mortgage loan under the CSMC 2016-NXSR PSA (see Exhibit 35.6)

35.9

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 111 Livingston Street mortgage loan and the Parts Consolidation Center mortgage loan under the CD 2017-CD3 PSA (see Exhibit 35.6)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 35.1)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the QLIC mortgage loan under the WFCM 2016-NXS6 PSA (see Exhibit 35.6)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.1)

35.13	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.2)

35.14

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.6)

35.15

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 35.1)

35.16

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Urban Union - Amazon mortgage loan and the Broadway Portfolio mortgage loan under the CSAIL 2017-C8 PSA (see Exhibit 35.6)

99.1

Mortgage Loan Purchase Agreement, dated as of April 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 18, 2017, and filed by the registrant on April 18, 2017 under Commission File No. 333-207132-11, and is incorporated by reference herein).

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

Date: March 27, 2020

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President